Form 10-K405
period 1997-12-31
HEADLANDS MORTGAGE SECURITIES INC
filed 1998-03-27
CIK 1027281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
     OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _________.

COMMISSION FILE NUMBER:   333-28031-1

   HEADLANDS MORTGAGE SECURITIES INC. (AS SPONSOR UNDER A SALE AND SERVICING AGREEMENT DATED AS OF AUGUST 1, 1997 PROVIDING FOR THE ISSUANCE OF HELOC NOTES,
                                 SERIES 1997-1)

                       HEADLANDS MORTGAGE SECURITIES INC.
             (Exact Name of registrant as specified in its charter)

                            DELAWARE                                          68-0397342
 (State or other jurisdiction of incorporation or organization)   (I.R.S. employer identification no.)

            1100 LARKSPUR LANDING CIRCLE, SUITE 101,                         94939
                      LARKSPUR, CALIFORNIA                                (Zip code)
            (Address of principal executive offices)

                                            (415) 461-6790
                         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    Securities registered pursuant to Section 12(g) of the Act:

                            NONE                                                          NONE
                      (Title of class)                                              (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                       HEADLANDS MORTGAGE SECURITIES INC.
                           HELOC NOTES, SERIES 1997-1

                                     INDEX

                                                                      Page
                                                                      ----

PART I   .............................................................  3
         ITEM 1    -    BUSINESS......................................  3
         ITEM 2    -    PROPERTIES....................................  3
         ITEM 3    -    LEGAL PROCEEDINGS.............................  3
         ITEM 4    -    SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS..............................  3

PART II  .............................................................  3
         ITEM 5    -    MARKET FOR REGISTRANT'S COMMON STOCK AND
                        RELATED STOCKHOLDER MATTERS...................  3
         ITEM 6    -    SELECTED FINANCIAL DATA.......................  3
         ITEM 7    -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  3
         ITEM 8    -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...  3
         ITEM 9    -    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE........  3


PART III .............................................................  4
         ITEM 10   -    DIRECTORS AND EXECUTIVE OFFICERS OF
                        THE REGISTRANT................................  4
         ITEM 11   -    EXECUTIVE COMPENSATION........................  4
         ITEM 12   -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                        OWNERS AND MANAGEMENT.........................  4
         ITEM 13   -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  4

PART IV  .............................................................  4
         ITEM 14   -    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K...........................  4

SIGNATURES ...........................................................  5
INDEX TO EXHIBITS ....................................................  6

                                     PART I

ITEM 1  -  BUSINESS

           Not Applicable.

ITEM 2  -  PROPERTIES

        Headlands Mortgage Securities Inc. (the "Sponsor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3  -  LEGAL PROCEEDINGS

        The Sponsor is not aware of any material pending legal proceedings involving either the HELOC Notes, Series 1997-1 (the "Trust"), established pursuant to the Sale and Servicing Agreement (the "Agreement") dated August 1, 1997, among First National Bank of Chicago, as trustee (the "Trustee"), Headlands Mortgage Securities Inc., as Sponsor, Headlands Home Equity Loan Trust 1997-1, as issuer (the "Issuer"), and Headlands Mortgage Company, as servicer (the "Servicer"); the Trustee; the Sponsor; the Issuer or the Servicer which relates to the Trust.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Sponsor, there is no established public trading market for the Certificates.

        All of the HELOC Notes issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such HELOC Notes. Based on information obtained by the Trust from DTC, as of December 31, 1998, there were four (4) holders of the HELOC Notes.

ITEM 6  -  SELECTED FINANCIAL DATA

           Not Applicable.

ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

           Not Applicable.

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

           Not Applicable.

ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

        There were no changes of accountants or disagreements on accounting or financial disclosures between the Sponsor and its accountants.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

          Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Sponsor is a wholly-owned subsidiary of Headlands Mortgage Company, a California corporation. Headlands Home Equity Loan Trust 1997-1 is a Delaware statutory business trust wholly-owned by the Sponsor.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report:

              1.      Financial Statements:

                      Not applicable.

              2.      Financial Statement Schedules:

                      Not applicable.

              3.      Exhibits:

                      Exhibit No.     Description
                      -----------     -----------

                        99.1            Statement of Compliance of the Servicer.

                        99.2 Annual Report of Independent Accountant with respect to the Servicer's overall servicing operations.

                        99.3 Statement of Compliance of the Issuer under the Indenture.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    By:  HEADLANDS MORTGAGE SECURITIES INC.,
                                         As Sponsor


                                         By:  /s/ Gilbert J. MacQuarrie
                                              -------------------------
                                         Name:  Gilbert J. MacQuarrie
                                         Title: Vice President, Treasurer and
                                                Secretary
Date: March 26, 1998.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:


     Signature               Position                                                Date
---------------------------  -------------------------------------------------  ---------------

/s/ Peter T. Paul            President and Director                             March 26, 1998
---------------------------  (Principal Executive Officer)
Peter T. Paul

/s/ Becky S. Poisson         Vice President and Director                        March 26, 1998
---------------------------
Becky S. Poisson

/s/ Gilbert J. MacQuarrie    Vice President, Treasurer, Secretary and Director  March 26, 1998
---------------------------  (Principal Financial Officer and Principal
Gilbert J. MacQuarrie        Accounting Officer)

/s/ Steven M. Abreu          Vice President and Director                        March 26, 1998
---------------------------
Steven M. Abreu


---------------------------  Director                                           March __, 1998
Kenneth Siprelle


---------------------------  Director                                           March __, 1998
John Edmonds

/s/ Kristen Decker
---------------------------  Vice President                                     March 26, 1998
Kristen Decker

                               INDEX TO EXHIBITS
                                   Item 14(C)


Exhibit No.         Description
-----------         -----------

99.1                Statement of Compliance of the Servicer.

99.2 Annual Report of Independent Accountant with respect to the Servicer's overall servicing operations.

99.3                Statement of Compliance of the Issuer under the Indenture.