Form 10-K405/A
period 1997-12-31
HEADLANDS MORTGAGE SECURITIES INC
filed 1998-05-27
CIK 1027281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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
                                 SERIES 1997-1)

                       HEADLANDS MORTGAGE SECURITIES INC.
             (Exact Name of registrant as specified in its charter)

           DELAWARE                                     68-0397342
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

1100 LARKSPUR LANDING CIRCLE, SUITE 101,                  94939
        LARKSPUR, CALIFORNIA                            (Zip code)
(Address of principal executive offices)

                                (415) 461-6790
             (Registrant's telephone number, including area code)

Securities registered pursuant               Securities registered pursuant
 to Section 12(b) of the Act:                 to Section 12(g) of the Act:

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                                    PART IV

ITEM 14   -    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this report:

            3.      Exhibits:

                    Exhibit No.     Description
                    -----------     -----------

                    99.1*           Statement of Compliance of the Servicer.

                    99.2 Annual Report of Independent Accountant with respect to the Servicer's overall servicing operations.

                    99.3* Statement of Compliance of the Issuer under the Indenture.

                    --------------------
                    *  Previously filed.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    By:  HEADLANDS MORTGAGE SECURITIES INC.,
                                         As Sponsor


                                         By:  /s/ Gilbert J. MacQuarrie
                                              -------------------------
                                         Name:   Gilbert J. MacQuarrie
                                         Title:  Vice President, Treasurer
                                                 and Secretary
Date: May 20, 1998.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:


             Signature                               Position                                      Date
             ---------                               --------                                      ----
/s/ Peter T. Paul                        President and Director                                May 20, 1998
---------------------------------------  (Principal Executive Officer)
Peter T. Paul

/s/ Becky S. Poisson                     Vice President and Director                           May 20, 1998
---------------------------------------
Becky S. Poisson

/s/ Gilbert J. MacQuarrie                Vice President, Treasurer, Secretary and Director     May 20, 1998
---------------------------------------  (Principal Financial Officer and Principal
Gilbert J. MacQuarrie                    Accounting Officer)

/s/ Steven M. Abreu                      Vice President and Director                           May 20, 1998
---------------------------------------
Steven M. Abreu
                                         Director                                              May __, 1998
---------------------------------------
Kenneth Siprelle
                                         Director                                              May __, 1998
---------------------------------------
John Edmonds

/s/ Kristen Decker                       Vice President                                        May 20, 1998
---------------------------------------
Kristen Decker

                               INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.    Description
-----------    -----------

99.1*          Statement of Compliance of the Servicer.

99.2 Annual Report of Independent Accountant with respect to the Servicer's overall servicing operations.

99.3*          Statement of Compliance of the Issuer under the Indenture.

--------------------
*  Previously filed.