Form 10-K405
period 2001-12-31
GREENPOINT MORTGAGE SECURITIES INC/
filed 2002-04-01
CIK 1027281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number:  333-62698

GREENPOINT MORTGAGE SECURITIES INC. (as Sponsor of the GreenPoint Home Equity Loan Trust, Series 2001-2, Class A-1, Class A-3 and Class A-3 Variable Rate Asset-Backed Notes)

                       GREENPOINT MORTGAGE SECURITIES INC.
             (Exact Name of registrant as specified in its charter)

                   Delaware                                 68-0397342
    (State or other jurisdiction of incorporation or     (I.R.S. employer
     organization)                                       identification no.)

            700 Larkspur Landing Circle, Suite 240             94939
                         Larkspur, CA                        (Zip code)
           (Address of principal executive offices)

                                 (415) 461-6790
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section     Securities registered pursuant to
12(b) of the Act:                             Section 12(g) of the Act:

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

                                 Not Applicable

                      Documents incorporated by reference:

                                 Not Applicable

                      GREENPOINT MORTGAGE SECURIITIES INC.
                 VARIABLE RATE ASSET-BACKED NOTES, SERIES 2001-2

                                      INDEX

                                                                            Page
                                                                            ----

PART I     .................................................................   3
           ITEM 1     -   BUSINESS .........................................   3
           ITEM 2     -   PROPERTIES .......................................   3
           ITEM 3     -   LEGAL PROCEEDINGS ................................   3
           ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                          HOLDERS ..........................................   3

PART II    .................................................................   3
           ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                          RELATED STOCKHOLDER MATTERS ......................   3
           ITEM 6     -   SELECTED FINANCIAL DATA ..........................   3
           ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....   3
           ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......   3
           ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE ...........   4


PART III   .................................................................   4
           ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                          REGISTRANT .......................................   4
           ITEM 11    -   EXECUTIVE COMPENSATION ...........................   4
           ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT ...................................   4
           ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...   4

PART IV    .................................................................   5
           ITEM 14    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K .............................   5

SIGNATURES .................................................................   6
INDEX TO EXHIBITS ..........................................................   7

                                     PART I

ITEM 1     -   BUSINESS

               Not Applicable.

ITEM 2     -   PROPERTIES

               GreenPoint Mortgage Securities Inc. (the "Sponsor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3     -   LEGAL PROCEEDINGS

               The Sponsor is not aware of any material pending legal proceedings involving either the Variable Rate Asset-Backed Notes, Series 2001-2, the GreenPoint Home Equity Loan Trust 2001-2 (the "Trust); the Sale and Servicing Agreement; the Indenture; the Indenture Trustee; the Sponsor; or the Servicer which relates to the Trust.

ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

               To the best knowledge of the Sponsor, there is no established public trading market for the Notes.

               The Notes issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Notes. Based on information obtained by the Trust from DTC, as of December 31, 2001, there were one (1) holder of the Class A-1 Note, one (1) holder of the Class A-2 Note, and four (4) holders of the Class A-3 Notes.

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

           The Sponsor is a wholly-owned, limited purpose Delaware corporation and subsidiary of GreenPoint Mortgage Funding, Inc., a New York corporation. The Trust is a Delaware statutory business trust wholly-owned by the Sponsor.

ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None.

                                     PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as part of this report:

                  1.    Financial Statements:

                        Not applicable.

                  2.    Financial Statement Schedules:

                        Not applicable.

                  3.    Exhibits:

                        Exhibit No.    Description
                        ----------     -----------

                         99.1 Statement of Compliance of the Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

                         99.2 Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

                         99.3 Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             By:   GREENPOINT MORTGAGE
                                   SECURITIES INC.,
                                   As Sponsor

                                   By:    /s/ S.A. Ibrahim
                                       ----------------------------------------
                                   Name:  S.A. Ibrahim
                                   Title: President

Date:    March 29, 2002.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

Signature                            Position                            Date
---------                            --------                            ----
/s/ S.A. Ibrahim             President and Director                    March 29, 2002
------------------------     (Principal Executive Officer)
S.A. Ibrahim

/s/ Becky S. Poisson         Vice President and Director               March 29, 2002
------------------------
Becky S. Poisson

/s/ Robert C. Bernstein      Vice President, Secretary,                March 29, 2002
------------------------     Treasurer and Director
Robert C. Bernstein

/s/ Phillip R. Pollock       Assistant Secretary                       March 29, 2002
------------------------
Phillip R. Pollock

/s/ Steven M. Abreu          Vice President and Director               March 29, 2002
------------------------
Steven M. Abreu

/s/ Kenneth Siprelle         Director                                  March 29, 2002
------------------------
Kenneth Siprelle

/s/ John Edmonds             Director                                  March 29, 2002
------------------------
John Edmonds

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.     Description
-----------     -----------
99.1            Statement of Compliance of the Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

99.2 Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3 Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.