Form 10-K
period 2003-12-31
GREENPOINT MORTGAGE SECURITIES INC/
filed 2004-03-30
CIK 1027281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from              to             .

Commission File Number: 333-83605

GREENPOINT MORTGAGE SECURITIES INC.

(as Sponsor of the GreenPoint Mortgage-Backed Pass-Through Certificates, Series 2003-1, issued under a Pooling and Servicing Agreement, dated as of August 1, 2003)

GREENPOINT MORTGAGE SECURITIES INC.

(Exact Name of registrant as specified in its charter)

Delaware	68-0397342
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

100 Wood Hollow Drive, Doorstop 32210 Novato, CA	94945
(Address of principal executive offices)	(Zip code)

(800) 462-2700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

None	None
(Title of class)	(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

Not Applicable

Documents incorporated by reference:

Not Applicable

GREENPOINT MORTGAGE SECURITIES INC.

MORTGAGE-BACKED PASS-THROUGH CERTIFICATES, SERIES 2003-1

INDEX

				Page
PART I				3
	ITEM 1	-	BUSINESS	3
	ITEM 2	-	PROPERTIES	3
	ITEM 3	-	LEGAL PROCEEDINGS	3
	ITEM 4	-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3

PART II				3
	ITEM 5	-	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
	ITEM 6	-	SELECTED FINANCIAL DATA	3
	ITEM 7	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
	ITEM 8	-	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
	ITEM 9	-	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	4
	ITEM 9A	-	CONTROLS AND PROCEDURES	4

PART III				4
	ITEM 10	-	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
	ITEM 11	-	EXECUTIVE COMPENSATION	4
	ITEM 12	-	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
	ITEM 13	-	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	5
	ITEM 14	-	PRINCIPAL ACCOUNTANT FEES AND SERVICES	5

PART IV				6
	ITEM 15	-	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	6

SIGNATURES				7

CERTIFICATION				8

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT				9

INDEX TO EXHIBITS				10

PART I

ITEM 1 - BUSINESS

Not Applicable.

ITEM 2 - PROPERTIES

GreenPoint Mortgage Securities Inc. (the “Sponsor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 - LEGAL PROCEEDINGS

The Sponsor is not aware of any material pending legal proceedings involving either the Mortgage-Backed Pass-Through Certificates, Series 2003-1, the Pooling and Servicing Agreement; the Trustee; the Sponsor; or the Servicer which relates to the trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the trust through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Sponsor, there is no established public trading market for the Certificates.

The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2003, there was one (1) holder of the Class A-1 Certificates, one (1) holder of the Class M-1 Certificates, one (1) holder of the Class M-2 Certificates, and one (1) holder of the Class M-3 Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Not Applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Sponsor and its accountants.

ITEM 9A - CONTROLS AND PROCEDURES

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Sponsor is a Delaware corporation and indirect wholly-owned subsidiary of GreenPoint Mortgage Funding, Inc. The trust is a grantor trust established under the Pooling and Servicing Agreement.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each class of the Pass-Through Certificates; (ii) the principal amount of each class of the Pass-Through Certificates owned by each and (iii) the percent that the principal amount of each class of the Pass-Through Certificates owned by such entity represents of the outstanding principal amount of such class of Pass-Through Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Sponsor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

Class A-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
CitiGroup Global Markets Inc./Salomon Brothers 333 W. 34th Street, 3rd Floor New York, NY 10001	$203,191,000	100.00%

Class M-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Deseret Trust Company Gateway Tower East Salt Lake City, UT 84133	$2,820,000	100.00%

Class M-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Deseret Trust Company Gateway Tower East Salt Lake City, UT 84133	$1,044,000	100.00%

Class M-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount
Deseret Trust Company Gateway Tower East Salt Lake City, UT 84133	$835,000	100.00%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description
99.1	Statement of Compliance of the Master Servicer pursuant to Section 3.13 of the Pooling and Servicing Agreement.

99.2*	Annual Independent Accountant’s Servicing Report with respect to the Master Servicer’s overall servicing operations pursuant to Section 3.14 of the Pooling and Servicing Agreement.

(b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K ITEMS REPORTED/FINANCIAL STATEMENTS FILED

August 1, 2003	Report filing new Articles and Bylaws for Sponsor

August 26, 2003	Computational Materials

August 28, 2003	Report for filing tax opinions in connection with the Certificates

September 17, 2003	Report for filing legal opinion in connection with the Certificates

October 8, 2003	Trustee’s Monthly Report for the September Distribution to Certificateholders

November 7, 2003	Trustee’s Monthly Report for the October Distribution to Certificateholders

December 11, 2003	Trustee’s Monthly Report for the November Distribution to Certificateholders

January 9, 2004	Trustee’s Monthly Report for the December Distribution to Certificateholders

*	The document is not due to be delivered until March 7, 2004. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	GREENPOINT MORTGAGE
SECURITIES INC.,
As Sponsor

	By:	/s/ S.A. Ibrahim
	Name:	S.A. Ibrahim
	Title:	President and Director

Date: March 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

Signature	Position	Date
/s/ S.A. Ibrahim S.A. Ibrahim	President and Director (Principal Executive Officer)	March 30, 2004

/s/ Becky S. Poisson Becky S. Poisson	Vice President and Director	March 30, 2004

/s/ David Petrini David Petrini	Executive Vice President, Treasurer and Secretary (Chief Financial Officer and Principal Accounting Officer)	March 30, 2004

/s/ Steven M. Abreu Steven M. Abreu	Vice President and Director	March 30, 2004

CERTIFICATION

I, David Petrini, Executive Vice President, Treasurer and Secretary of GreenPoint Mortgage Securities Inc., a Delaware corporation, hereby certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of GreenPoint Mortgage Securities Inc.;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, as Trustee.

Date: March 30, 2004

/s/ David Petrini
Name:	David Petrini
Title:	Executive Vice President, Treasurer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS

Item 15(C)

Exhibit No.	Description
99.1	Statement of Compliance of the Master Servicer pursuant to Section 3.13 of the Pooling and Servicing Agreement.

99.2*	Annual Independent Accountant’s Servicing Report with respect to the Master Servicer’s overall servicing operations pursuant to Section 3.14 of the Pooling and Servicing Agreement.

*	The document is not due to be delivered until March 7, 2004. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.