Form 10-K/A
period 2003-12-31
GREENPOINT MORTGAGE SECURITIES INC/
filed 2004-03-30
CIK 1027281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from              to             .

Commission File Number: 333-62698

GREENPOINT MORTGAGE SECURITIES INC.

(as Sponsor of the GreenPoint Home Equity Loan Trust, Series 2003-1, Class A Variable Rate Asset-Backed Notes)

GREENPOINT MORTGAGE SECURITIES INC.

(Exact Name of registrant as specified in its charter)

Delaware	68-0397342
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

100 Wood Hollow Drive, Doorstop 32210 Novato, CA	94945
(Address of principal executive offices)	(Zip code)

(800) 462-2700 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

None (Title of class)	None (Title of class)

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

Not Applicable

Documents incorporated by reference:

Not Applicable

GREENPOINT MORTGAGE SECURITIES INC.

VARIABLE RATE ASSET-BACKED NOTES, SERIES 2003-1

INDEX

			Page
PART I			3
	ITEM 1 -	BUSINESS	3
	ITEM 2 -	PROPERTIES	3
	ITEM 3 -	LEGAL PROCEEDINGS	3
	ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3

PART II			3
	ITEM 5 -	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
	ITEM 6 -	SELECTED FINANCIAL DATA	3
	ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
	ITEM 8 -	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
	ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	4
	ITEM 9A -	CONTROLS AND PROCEDURES	4

PART III			4
	ITEM 10 -	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
	ITEM 11 -	EXECUTIVE COMPENSATION	4
	ITEM 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
	ITEM 13 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	4
	ITEM 14 -	PRINCIPAL ACCOUNTANT FEES AND SERVICES	4

PART IV			5
	ITEM 15 -	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	5

SIGNATURES			7

CERTIFICATION			8

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT			9

INDEX TO EXHIBITS			9

PART I

ITEM 1 - BUSINESS

Not Applicable.

ITEM 2 - PROPERTIES

GreenPoint Mortgage Securities Inc. (the “Sponsor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 - LEGAL PROCEEDINGS

The Sponsor is not aware of any material pending legal proceedings involving either the Variable Rate Asset-Backed Notes, Series 2003-1, the GreenPoint Home Equity Loan Trust 2003-1 (the “Trust); the Sale and Servicing Agreement; the Indenture; the Indenture Trustee; the Sponsor; or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Sponsor, there is no established public trading market for the Notes.

The Notes issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Notes. Based on information obtained by the Trust from DTC, as of December 31, 2003, there were twenty-eight (28) holders of the Class A Notes.

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

Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Sponsor is a wholly-owned, limited purpose Delaware corporation and subsidiary of GreenPoint Mortgage Funding, Inc., a New York corporation. The Trust is a Delaware statutory trust wholly-owned by the Sponsor.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description
99.1	Statement of Compliance of the Master Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

99.2*	Annual Servicing Report with respect to the Master Servicer’s overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3	Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.

(b)	Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K ITEMS REPORTED/FINANCIAL STATEMENTS FILED

May 9, 2003	Computational Materials

June 3, 2003	Report filing the Indenture, Underwriting Agreement and other deal documents

August 1, 2003	Report filing new Articles and Bylaws for Sponsor

August 27, 2003	Trustee’s Monthly Report for the June Distribution to Noteholders

August 27, 2003	Trustee’s Monthly Report for the July Distribution to Noteholders

September 16, 2003	Trustee’s Monthly Report for the August Distribution to Noteholders

October 8, 2003	Trustee’s Monthly Report for the September Distribution to Noteholders

November 7, 2003	Trustee’s Monthly Report for the October Distribution to Noteholders

December 10, 2003	Trustee’s Monthly Report for the November Distribution to Noteholders

January 9, 2004	Trustee’s Monthly Report for the December Distribution to Noteholders

*	The document is not due to be delivered until January 31, 2004. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

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

CERTIFICATION

I, David Petrini, Executive Vice President, Treasurer and Secretary of GreenPoint Mortgage Securities Inc., a Delaware corporation, hereby certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Notes for periods included in the year covered by this annual report, of GreenPoint Mortgage Securities Inc.;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the sale and servicing agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the sale and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the sale and servicing agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank of New York, as Trustee.

Date: March 30, 2004

/s/ David Petrini
Name: David Petrini
Title: Executive Vice President, Treasurer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, proxy materials or otherwise were sent to Noteholders.

INDEX TO EXHIBITS

Item 15(C)

Exhibit No.	Description
99.1	Statement of Compliance of the Master Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

99.2*	Annual Servicing Report with respect to the Master Servicer’s overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3	Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.

*	The document is not due to be delivered until January 31, 2004. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.