Form 10-K/A
period 2003-12-31
GREENPOINT MORTGAGE SECURITIES INC/
filed 2004-04-22
CIK 1027281

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

Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Sponsor is a Delaware corporation and indirect wholly-owned subsidiary of GreenPoint Mortgage Funding, Inc. The trust is a grantor trust established under the Sale and Servicing Agreement.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description
99.1	Statement of Compliance of the Master Servicer pursuant to Section 3.13 of the Pooling and Servicing Agreement.
99.2	Annual Independent Accountant’s Servicing Report with respect to the Master Servicer’s overall servicing operations pursuant to Section 3.14 of the Pooling and Servicing Agreement.

(b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

August 1, 2003	Report filing new Articles and Bylaws for Sponsor

August 26, 2003	Computational Materials

August 28, 2003	Report for filing tax opinions in connection with the Certificates

September 17, 2003	Report for filing legal opinion in connection with the Certificates

October 8, 2003	Trustee’s Monthly Report for the September Distribution to Certificateholders

November 7, 2003	Trustee’s Monthly Report for the October Distribution to Certificateholders

December 11, 2003	Trustee’s Monthly Report for the November Distribution to Certificateholders

January 9, 2004	Trustee’s Monthly Report for the December Distribution to Certificateholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	GREENPOINT MORTGAGE
SECURITIES INC.,
As Sponsor

	By:	/s/ S.A. Ibrahim
	Name:	S.A. Ibrahim
	Title:	President and Director

Date: April 22, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

Signature	Position	Date
/s/ S.A. Ibrahim S.A. Ibrahim	President and Director (Principal Executive Officer)	April 22, 2004

/s/ Becky S. Poisson Becky S. Poisson	Vice President and Director	April 22, 2004

/s/ David Petrini David Petrini	Executive Vice President, Treasurer and Secretary (Chief Financial Officer and Principal Accounting Officer)	April 22, 2004

/s/ Steven M. Abreu Steven M. Abreu	Vice President and Director	April 22, 2004

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

Date: April 22, 2004

/s/ David Petrini
Name:	David Petrini
Title:	Executive Vice President, Treasurer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS

Item 15(C)

Exhibit No.	Description

99.1	Statement of Compliance of the Master Servicer pursuant to Section 3.13 of the Pooling and Servicing Agreement.

99.2	Annual Independent Accountant’s Servicing Report with respect to the Master Servicer’s overall servicing operations pursuant to Section 3.14 of the Pooling and Servicing Agreement.