Form 10-K/A
period 2003-12-31
GREENPOINT MORTGAGE SECURITIES INC/
filed 2004-04-22
CIK 1027281

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

Not Applicable

Documents incorporated by reference:

Not Applicable

GREENPOINT MORTGAGE SECURITIES INC.

VARIABLE RATE ASSET-BACKED NOTES, SERIES 2003-1

INDEX

				Page
PART I				3
	ITEM 1	–	BUSINESS	3
	ITEM 2	–	PROPERTIES	3
	ITEM 3	–	LEGAL PROCEEDINGS	3
	ITEM 4	–	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3

PART II				3
	ITEM 5	–	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
	ITEM 6	–	SELECTED FINANCIAL DATA	3
	ITEM 7	–	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
	ITEM 8	–	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
	ITEM 9	–	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	4
	ITEM 9A	–	CONTROLS AND PROCEDURES	4

PART III				4
	ITEM 10	–	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
	ITEM 11	–	EXECUTIVE COMPENSATION	4
	ITEM 12	–	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
	ITEM 13	–	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	4
	ITEM 14	–	PRINCIPAL ACCOUNTANT FEES AND SERVICES	4

PART IV				5
	ITEM 15	–	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	5

SIGNATURES				6

CERTIFICATION				7

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT				8

INDEX TO EXHIBITS				8

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description
99.1	Statement of Compliance of the Master Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

99.2	Annual Servicing Report with respect to the Master Servicer’s overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3	Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.

(b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

May 9, 2003	Computational Materials

June 3, 2003	Report filing the Indenture, Underwriting Agreement and other deal documents

August 1, 2003	Report filing new Articles and Bylaws for Sponsor

August 27, 2003	Trustee’s Monthly Report for the June Distribution to Noteholders

August 27, 2003	Trustee’s Monthly Report for the July Distribution to Noteholders

September 16, 2003	Trustee’s Monthly Report for the August Distribution to Noteholders

October 8, 2003	Trustee’s Monthly Report for the September Distribution to Noteholders

November 7, 2003	Trustee’s Monthly Report for the October Distribution to Noteholders

December 10, 2003	Trustee’s Monthly Report for the November Distribution to Noteholders

January 9, 2004	Trustee’s Monthly Report for the December Distribution to Noteholders

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

No annual report, proxy statement, proxy materials or otherwise were sent to Noteholders.

INDEX TO EXHIBITS

Item 15(C)

Exhibit No.	Description

99.1	Statement of Compliance of the Master Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

99.2	Annual Servicing Report with respect to the Master Servicer’s overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3	Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.